Form 10-K
period 2003-12-31
GEF EQUIPMENT HOLDING GE COMMERCIAL EQUIP FIN SER 2003-1
filed 2004-03-30
CIK 1284002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE “ACT”)

For the fiscal year ended December 31, 2003

Commission File Number: 333-99053-01

CEF Equipment Holding, L.L.C.
(Exact name of registrant as specified in its charter)
with respect to
GE Commercial Equipment Financing LLC, Series 2003-1

Delaware (State or other jurisdiction of incorporation or organization)	75-3066756 (I.R.S. Employer Identification No.)

44 Old Ridgebury Road Danbury, Connecticut	06810

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(203) 796-5518

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

CEF EQUIPMENT HOLDING, L.L.C.

     This Annual Report on Form 10-K is filed by CEF Equipment Holding, L.L.C. (the “Registrant”) with respect to GE Commercial Equipment Financing LLC, Series 2003-1 (the “Company”). Certain information otherwise required to be included in this Annual Report by the Instructions to Form 10-K has been omitted or modified in reliance on the relief letter dated August 17, 1993 granted by the staff of the SEC to Tenneco Credit Corporation (“TCC”) referencing the Case Equipment Loan Trust 1992-A (the “Relief Letter”). TCC is a predecessor entity to one of the affiliates of Case Credit Corporation.

PART I

Item 1. Business

Not applicable in reliance on the Relief Letter.

Item 2. Properties

The Company was formed on August 27, 2003 by the filing of a certificate of formation with the Secretary of the State of Delaware. Pursuant to an indenture (the “Indenture”) dated as of September 25, 2003, between the Company and JPMorgan Chase Bank as indenture trustee (“Indenture Trustee”), the Company issued $376,946,000 in aggregate principal amount of notes (the “Notes”) consisting of $101,200,000 Class A-1 Notes, $67,600,000 Class A-2 Notes, $124,400,000 Class A-3 Notes, $53,590,000 Class A-4 Notes and $30,156,000 Class B Notes. The Notes are backed by a pledge of the Company’s assets. The Company’s assets include equipment loans secured by transportation equipment, industrial equipment, furniture and fixtures, construction equipment, technology and telecommunication equipment, maritime assets and other equipment. In addition, pursuant to the limited liability company agreement of the Company (the “LLC Agreement”), the Company issued a $13,193,123 variable funding certificate representing 100% of the membership interests in the Company (the “Certificate”) to the Registrant.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Certificate. The Registrant is the registered holder of the Certificate. Since the Company pays no dividends with respect to the Certificate, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Company.

Item 6. Selected Financial Data

Not applicable in reliance on the Relief Letter.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable in reliance on the Relief Letter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable in reliance on the Relief Letter.

Item 8. Financial Statements and Supplementary Data

Not applicable in reliance on the Relief Letter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Not applicable to asset-backed issuers.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Registrant is a limited liability company that is managed by its managers pursuant to its LLC Agreement. The following are the executive officers of the Registrant:

Name	Title
Paul T. Bossidy	President and Principal Executive Officer

Christopher Jacobs	Vice President and Principal Financial Officer

Mary C. Hemphill	Vice President and Principal Accounting Officer

Michael Cipolla	Vice President and Principal Servicing Officer

Charles E. Rhodes	Vice President and Secretary

Michael A. Meehan	Vice President and Assistant Secretary

Linda M. Zecher	Vice President and Assistant Secretary

Mark R. Hutchinson	Vice President

Thomas Fanelli	Vice President

Timothy M. Carfi	Vice President

Timothy J. Yanoti	Vice President

Item 11. Executive Compensation

Not applicable in reliance on the Relief Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant owns the Certificate issued by the Company and General Electric Capital Services, Inc. (“GECS”) owns 100% of the Registrant’s limited liability equity interests. The address for GECS is 260 Long Ridge Road, Stamford, Connecticut 06927.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Principal Accountant Fees and Services

Pursuant to the Instruction to Item 14, as an asset-backed issuer, the Registrant is not required to disclose the information required by this Item.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) Not Applicable.

(2) Not Applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Form 8-K filed during the year ending December 31, 2003:

Date	Items Reported
October 20, 2003	Monthly Servicer’s Report
November 20, 2003	Monthly Servicer’s Report
December 22, 2003	Monthly Servicer’s Report

(c)	See 15(a)(3) above.

(d)	Not applicable in reliance on the Relief Letter.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

CEF EQUIPMENT HOLDING, L.L.C.

By:	/s/ Michael Cipolla

Name: Michael Cipolla Title: Vice President and Principal Servicing Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Bossidy Paul T. Bossidy	President and Principal Executive Officer	March 30, 2004

/s/ Christopher Jacobs Christopher Jacobs	Vice President and Principal Financial Officer	March 30, 2004

/s/ Mary C. Hemphill Mary C. Hemphill	Vice President and Principal Accounting Officer	March 30, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders during the period covered by this report and the Registrant does not intend to furnish such materials to security holders subsequent to the filing of this report.

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

     I, Michael Cipolla, Vice President and Principal Servicing Officer of CEF Equipment Holding, L.L.C. certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CEF Equipment Holding, L.L.C. with respect to GE Commercial Equipment Financing LLC, Series 2003-1;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 30, 2004

/s/ Michael Cipolla

Michael Cipolla Vice President and Principal Servicing Officer CEF Equipment Holding, L.L.C.

EXHIBIT INDEX

Exhibit No.	Description	Page No.
99.1	Annual Statements as to Compliance.	11

99.2	Independent Accountant’s Report dated March 26, 2004 concerning the Servicer’s activities for the period ended December 31, 2003.	13

99.3	Aggregated Monthly Reports for the period ended December 31, 2003.	14